Form 10-K
period 1999-12-31
KEY BANK USA NATIONAL ASSOCIATION
filed 2000-03-30
CIK 1013455

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

                        Commission File Number: 333-58073
                                                ----------

                        KEYCORP STUDENT LOAN TRUST 1999-A
             --------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW YORK                                     36-7238740
------------------------------------              -------------------
STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                    IDENTIFICATION NO.)

C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE,
---------------------------------------------------------------------------
ATTN:  DEBI FRONIUS, CLEVELAND, OHIO                            44114
---------------------------------------                   ----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code:  (216) 828-9353
                                                    ---------------

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

         No documents are incorporated by reference into this Form 10-K.
                             Exhibit Index on Page 9
                               Page 1 of 19 Pages

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

                                     PART I

Item 1.       BUSINESS.

              Omitted

Item 2.       PROPERTIES.

              The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), the Educational Credit Management Corporation ("ECMC"), the Nebraska Student Loan Program ("NSLP") or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. ("TERI") or HEMAR Insurance Corporation of America ("HICA"), each a private guarantor and not reinsured by the Department.

              See Exhibits 99(a) and 99(e) a Certificate of Pennsylvania Higher Education Assistance Agency ("PHEAA"), as Servicer of the Registrant, and the Independent Accountant's Report of KPMG Peat Marwick with respect to the activities of such Servicer during the fiscal year ended December 31, 1999,

              See Exhibit 99(b) a Certificate of EFS Services, Inc. ("EFS"), as Servicer of the Registrant with respect to the activities of such Servicer during the fiscal year ended December 31, 1999 and

              See Exhibits 99(c) and 99(f) a Certificate of Key Bank USA, National Association, as Administrator of the Registrant, and the Independent Auditor's Report of Ernst & Young with respect to the activities of the Administrator during the fiscal year ended December 31, 1999.

              See Exhibit 99(d) a Certificate of Bank One, National Association (fka The First National Bank of Chicago), as Issuer of the Registrant respect to the activities of the Issuer during the fiscal year ended December 31, 1999

Item 3.       LEGAL PROCEEDINGS.

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

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              At December 31, 1999, there were two (2) registered holders of the Registrant's Floating Rate Asset Backed Certificates ("Certificates") (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of The Depository Trust Company ("DTC"). At December 31, 1999, there were two (2) persons registered on the books of DTC as record owners of Certificates. There is no established public market in which the Certificates are traded.

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

Item 11..     EXECUTIVE COMPENSATION.

              Omitted.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              As of December 31, 1999, the Certificates were registered in the name of (i) Key Bank USA, National Association and (ii) CEDE & Co., as nominee of DTC. As of December 31, 1999, the books of DTC indicate that the two (2) DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued by the Registrant. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

                               Name and Address of                  Amount and Nature of               Percent of
Title of Class                 Beneficial Owner                     Beneficial                         Class
------------------------------ ------------------------------------ ---------------------------------- -----------------
Floating Rate Asset
Backed Certificates            Boston Safe Deposit & Trust Co.      $  10,000,000.  Principal amount   28.9
                               c/o Mellon Bank, N.A.                of Certificates
                               Three Mellon Bank Center
                               Room 153-3015
                               Pittsburgh, PA 15259

                               Citibank, NA                         $  24,167,000. Principal amount    69.9
                               Attn Marta Hoosain                   of Certificates
                               PO Box 30576
                               Tampa FL 33630-3576

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Omitted.

                                     PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

              (a)(1) FINANCIAL STATEMENTS
                      Not Applicable

                                                                    Page 5 of 19
              (a)(2) FINANCIAL STATEMENT SCHEDULES
                      Not Applicable

              (b) REPORTS ON FORM 8-K FILED DURING 1999:

                8-K dated February 17, 1999, filing final transaction documents.

                8-K dated June 28,1999, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

                8-K dated September 27, 1999, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

                8-K dated December 27, 1999, reporting under Item 5 thereof, the regularly quarterly distribution to the holders of the Trust's Floating Rate Asset Backed Certificates and Floating Rate Asset Backed Notes and the distribution of the Certificateholder's Statement and Noteholder's Statement.

              (c) EXHIBITS.  The following documents are filed as part of this
                  Annual Report on Form 10-K.

       EXHIBIT NUMBER                               DESCRIPTION
            1(a) Note Underwriting Agreement between Key Bank USA, National Association and Credit Suisse First Boston Corporation, dated February 3, 1999 [incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K dated February 17, 1999 (File No. 333-58073)].

            1(b) Certificate Underwriting Agreement between Key Bank USA, National Association and Credit Suisse First Boston Corporation, dated February 3, 1999 [incorporated herein by reference to Exhibit 1.2 to the Current Report on Form 8-K dated February 17, 1999 (File No. 333-58073)].

            4(a) Indenture between KeyCorp Student Loan Trust 1999-A (the "Trust") and Bankers Trust Company (the "Indenture Trustee") dated as of January 1, 1999, (including as exhibits thereto the forms of Floating Rate Asset Backed Notes) [incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 17, 1999 (File No. 333-58073)].

            4(b) Amended and Restated Trust Agreement between Key Bank USA, National Association and The First National Bank of Chicago (nka Bank One, National Association) (the "Eligible Lender Trustee") dated as of January 1, 1999, (including as an exhibit thereto the form of Floating Rate Asset Backed Certificate) [incorporated herein by reference to
                              Exhibit 4.2 to the Current Report on Form 8-K dated February 17, 1999 (File No. 333-58073)].

            4(c) Sale and Servicing Agreement among Key Bank USA, National Association (as "Seller" and "Administrator"), PHEAA, EFS, the Trust, and the Eligible Lender Trustee dated as of January 1, 1999, [incorporated herein by reference to Exhibit
                              4.3 to the Current Report on Form 8-K dated
                              February 17, 1999 (File No. 333-58073)].

            4(d) Administration Agreement among Key Bank USA, National Association, as Administrator, the Trust, and the Indenture Trustee, [incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 17, 1999 (File No. 333-58073)].

           10(a) Form of Supplemental Sale and Servicing Agreement among Key Bank USA, National Association, as Seller and Administrator, PHEAA, EFS, the Trust, the Eligible Lender Trustee, and the Indenture Trustee [incorporated herein by reference to
                              Exhibit 10.3 to the Registration Statement on Form S-3, as amended (File No 333-58073)].

           10(b) Form of Guarantee Agreement between the Eligible Lender Trustee on behalf of the Trust and PHEAA [incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-3, as amended (File No. 333-58073)].

           10(c) Form of Guarantee Agreement between the Eligible Lender Trustee on behalf of the Trust and ASA [incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-3, as amended (File No. 333-58073)].

           10(d) Form of Guarantee Agreement between the Eligible Lender Trustee on behalf of the Trust and NSLP [incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-3, as amended (File No. 333-58073)].

           10(e) Form of Guarantee Agreement between the Eligible Lender Trustee on behalf of the Trust and ECMC [incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-3, as amended (File No. 333-58073)].

           10(f) Form of Guarantee Agreement among the Eligible Lender Trustee on behalf of the Trust, Key Bank USA, National Association and TERI [incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-3, as amended (File No. 333-58073)].

           10(g) Form of Endorsement to Surety Bonds issued by HICA, [incorporated herein by reference to Exhibit
                              10.9 to the Registration Statement on Form S-3, as amended (File No. 333-58073)].

           99(a) Servicer's Compliance Certificate from Pennsylvania Higher Education Assistance Agency (PHEAA).

           99(b)              Servicer's Compliance Certificate from EFS
                              Services, Inc.

           99(c)              Administrator's Compliance Certificate.

           99(d)              Issuer's Compliance Certificate.


           99(e) Independent Accountant's Report of KPMG Peat Marwick regarding PHEAA

           99(f)              Independent Auditor's Report of Ernst & Young

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:  March 29, 2000
                                  KEYCORP STUDENT LOAN TRUST 1999-A

                                  BY: BANK ONE, NATIONAL ASSOCIATION,
                                  (FKA THE FIRST NATIONAL
                                  BANK OF CHICAGO), NOT IN
                                  ITS INDIVIDUAL CAPACITY BUT
                                  SOLELY AS ELIGIBLE LENDER
                                  TRUSTEE ON BEHALF OF THE
                                  TRUST

                                  by:            /S/ JEFFREY L. KINNEY
                                    ----------------------------------

                                  Name:         JEFFREY L. KINNEY
                                         -----------------------------

                                  Title:        VICE PRESIDENT
                                         -----------------------------

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

                                INDEX OF EXHIBITS

               EXHIBIT NUMBER                            DESCRIPTION                                PAGE

                   99(a)                 Servicer's Compliance Certificate from PHEAA                10
                                                                                                     --

                   99(b)                  Servicer's Compliance Certificate from EFS                 11
                                                                                                     --

                   99(c)                    Administrator's Compliance Certificate                   12
                                                                                                     --

                   99(d)                       Issuer's Compliance Certificate                       13
                                                                                                     --

                   99(e)                 Independent Accountant's Report of KPMG Peat                14
                                                                                                     --
                                                   Marwick regarding PHEAA

                   99(f)                       Independent Auditor's Report of                       19
                                                                                                     --
                                                        Ernst & Young

                                                                   EXHIBIT 99(a)
                        KEYCORP STUDENT LOAN TRUST 1999-A
                              OFFICER'S CERTIFICATE


Bank One N.A.                                          Banker's Trust Company
FKA First National Bank of Chicago                     Four Albany Street
One First National Plaza, Suite 0126                   New York, New York  10006
Chicago, Corporate Trust Administration                ATTN Corporate Trust & Agency Group
ATTN:                                                  Structured Finance
(312) 407-0192                                         (212) 250-6501
fax (312)407-1708                                      fax (212) 250-

Key Bank, USA, National Association
800 Superior Ave, 4th Floor
Cleveland, OH   44114
ATTN:   Senior Vice President
           Key Education Resources
(216) 828-9342
fax (216) 828-9416


Pursuant to Section 4.09 of the Sale and Servicing Agreement (the "Agreement"), the under signed hereby certifies that (i) a review of the activities of the Servicer from Inception of the Trust through December 31, 1999, and of its performance under the Agreement has been made, and (ii) to the best of our knowledge, based on our review, the Servicer has fulfilled all its obligations under the Agreement throughout such period



                                     PENNSYLVANIA HIGHER EDUCATION
                                     ASSISTANCE AGENCY, Servicer

Date:   2/15/ 2000                   by:        /S/  ERNEST P. BEARDSLEY
    --------------                     ---------------------------------
                                     Name:  Ernest P. Beardsley
                                     Title:     Senior Vice President

                                                                   EXHIBIT 99(b)
                        KEYCORP STUDENT LOAN TRUST 1999-A
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
ATTN:   Senior Vice President
           Key Education Resources
(216) 828-9342
fax (216) 828-9416


Pursuant to Section 4.09 of the Sale and Servicing Agreement (the "Agreement"), the undersigned hereby certifies that (i) a review of the activities of the Servicer from Inception of the Trust through December 31, 1999, and of its performance under the Agreement has been made, and (ii) to the best of our knowledge, based on our review, the Servicer has fulfilled all its obligations under the Agreement throughout such period



                                  EFS Servicer, Inc.
                                  Servicer

Date: 2/14, 2000                  by: /S/ HOLLIE HEIDER
      ----------                    ----------------------
                                  Name:  Hollie Heider
                                  Title: Executive Vice President, Operations

                                                                   EXHIBIT 99(c)
                        KEYCORP STUDENT LOAN TRUST 1999-A
                              OFFICER'S CERTIFICATE


Bank One, National Association                              Banker's Trust Company
fka The First National Bank of Chicago                      Four Albany Street
One First National Plaza, Suite 0126                        New York, New York  10006
Chicago, IL 60670                                           ATTN: Corporate Trust & Agency Group
ATTN: Corporate Trust Administration                        Structured Finance
(312) 407-0192                                              (212) 250-6501
fax (312) 407-1708                                          fax (212) 250-6439


Pursuant to Section 4.09 of the Sale and Servicing Agreement among Key Bank USA, National Association, as Seller and Administrator, the Trust, and The First National Bank of Chicago (nka Bank One, National Association), as Eligible Lender Trustee, dated as of January 1, 1999 (the "Agreement") the undersigned hereby certifies that (i) a review of the activities of the Administrator from inception of the Trust, through December 31, 1999, and of its performance under the Agreement has been made, and (ii) to the best of our knowledge, based on our review, the Administrator has fulfilled all its obligations under the Agreement and the related Administration Agreement respectively throughout such period.


                                      Key Bank USA, National Association,
                                      as Administrator


                                      by:
                                            /S/ RANDALL M. BEHM
                                      -----------------------------------
Date:  March 29, 2000                 Randall M. Behm
                                      Senior Vice President

                                      by:
                                          /S/ DARLENE H. DIMITRIJEVS
                                      -----------------------------------
                                      Darlene H. Dimitrijevs, CPA
                                      Senior Vice President

                                                                   EXHIBIT 99(d)
                        KEYCORP STUDENT LOAN TRUST 1999-A
                              OFFICER'S CERTIFICATE

Banker's Trust Company
Four Albany Street
New York, New York  10006
ATTN: Corporate Trust & Agency Group
        Structured Finance
(212) 250-6501
fax (212) 250-6439


Pursuant to Section 3.09 of the Indenture the undersigned hereby certifies that
(i) a review of the activities of the Issuer from inception of the Trust, through December 31, 1999, and of its performance under the Indenture has been made, and (ii) to the best of our knowledge, based on our review, the Issuer has fulfilled all its obligations under the Indenture throughout such period.


                                  KEYCORP STUDENT LOAN TRUST 1999-A, as Issuer
                                 by:  Bank One N.A.
                                      FKA The First National Bank of Chicago
                                      as Eligible Lender Trustee


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
ATTN:      Senior Vice President
           Key Education Resources
(216) 828-9342
fax (216) 828-9416

                                                                   EXHIBIT 99(e)






                        KEYCORP STUDENT LOAN TRUST 1999-A

                 PENNSYLVANIA HIGHER EDUCATION ASSISTANCE AGENCY

                          Statement of Compliance with
                      Specifically Identified Requirements

                                December 31, 1999

                 (With Independent Accountants' Report Thereon)

                         INDEPENDENT ACCOUNTANTS' REPORT



     Bank One, National Association
     (formerly known as The First National Bank of Chicago) as Eligible Lender Trustee

     We have examined Pennsylvania Higher Education Assistance Agency's (Servicer) assertions with respect to Sections 3.03, 3.04, 4.01, 4.02, 4.03, 4.08, 5.02, and 5.03 of the Sale and Servicing Agreement dated January 1, 1999, about the Servicer's compliance with the servicing of the KeyCorp Student Loan Trust 1999-A student loans as of December 31, 1999, and for the year then ended, as indicated in the accompanying Statement of Compliance with Specifically Identified Requirements. The Servicer is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on the Servicer's assertions about compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer's compliance with specified requirements.

     In our opinion, the Servicer's assertions with respect to Sections 3.03, 3.04, 4.01, 4.02, 4.03, 4.08, 5.02, and 5.03 of the Sale and Servicing
     Agreement dated January 1, 1999, included in the accompanying Statement of Compliance with Specifically Identified Requirements as of December 31, 1999, and for the year then ended, are fairly stated in all material respects.

     This report is intended solely for the information and use of Pennsylvania Higher Education Assistance Agency, Key Bank USA, N.A., Bank One, National Association (formerly known as The First National Bank of Chicago), and Bankers Trust Company and is not intended to be and should not be used by anyone other than these specified parties.

                                             /s/ KPMG LLP



     March 3, 2000

Pennsylvania Higher Education Assistance Agency (PHEAA) has complied with the specifically identified servicing requirements for the KeyCorp Student Loan Trust 1999-A, with respect to Sections 3.03, 3.04, 4.01, 4.02, 4.03, 4.08, 5.02,
and 5.03 of the Sale and Servicing Agreement dated January 1, 1999 (the Agreement), relating to the student loans that are guaranteed as to payment of principal and interest by PHEAA or the American Student Assistance Corporation
(ASA) and are reinsured by the Department of Education (Financed Federal Loans) and student loans guaranteed as to payment of principal and interest by The Education Resources Institute, Inc. (TERI) and not reinsured by the Department of Education (Financed Private Loans), collectively referred to as the Financed Student Loans.

I.      COMPLIANCE

        1.    FINANCED FEDERAL LOANS

              A. Compliance with the aforementioned Sections of the Agreement relating to the Financed Federal Loans is limited to the following federal regulations as published in their entirety in the December 18, 1992 Federal Register, Part II, Department of Education, 34 Code of Federal Regulations (CFR), Federal Family Education Loan Program: Final Regulations.

                  We have complied with the following federal regulations for the Financed Federal Loans as of December 31, 1999, and for the year then ended:

                    - 34 CFR 682.202, "Permissible Charges by Lenders to Borrowers"; all parts except for (a)(2), (b)(5),
                         (c)-(e), and (g).

                    - 34 CFR 682.208, "Due Diligence in Servicing a Loan"; all parts except for (b)(1)(i)-(ii), (b)(1)(v), (b)(2),
                         (c)-(f).

                    - 34 CFR 682.209, "Repayment of a Loan"; all parts except for (a)(2)(i), (a)(4), (b), (d), (f), (g), (i), and
                         (j).

                    -    34 CFR 682.210, "Deferment"; all parts except for
                         (a)(9) and (b)(6).

                    -    34 CFR 682.211, "Forbearances"; all parts except for
                         (a)(3), and (d).

                    - 34 CFR 682.213, "Prohibition Against the Use of the Rule of 78s."

                    - 34 CFR 682.300, "Payment of Interest Benefits on Stafford Loans."

                    - 34 CFR 682.301, "Eligibility of Borrowers for Interest Benefits on Stafford Loans"; all parts except for (a) and (c).

                    - 34 CFR 682.302, "Payment of Special Allowance on FFEL Loans"; all parts except for (c)(2), (c)(3), (d), and
                         (e).

                    - 34 CFR 682.304, "Methods for Computing Interest Benefit and Special Allowance"; all parts except for (a), (b), and (d)(2).

                    - 34 CFR 682.305, "Procedures for Payment of Interest Benefit and Special Allowance"; all parts except for
                         (a)(2)-(4), (b), and (c).



                    - 34 CFR 682.402, "Death, Disability and Bankruptcy Payments"; all parts except for (e), (g), and (i)-(k).

                    - 34 CFR 682.411, "Due Diligence by Lenders in the Collection of Guaranty

                         Agency Loans"; all parts except for (f), (i), (j),
                         (m), and (n).

                    - 34 CFR 682.414, "Records, Reports, and Inspection Requirements for Guaranty Agency Programs"; all parts except for (a)(1), (a)(2), (a)(3), (b), and (c).

              B. Compliance with the aforementioned Sections of the Agreement relating to the Financed Federal Loans is limited to the following federal regulations published in the December 1, 1995 Federal Register, Part III, Department of Education, 34 Code of Federal Regulations (CFR), Federal Family Education Loan Program: Final Rule.

                  We have complied with the following federal regulations for the Financed Federal Loans as of December 31, 1999 and for the year then ended:

                    -    34 CFR 682.209, "Repayment of a Loan"; Part (b).

C. Compliance with the aforementioned Sections of the Agreement relating to the Financed Federal Loans is limited to the following federal regulations published in the October 29, 1999 Federal Register, Part V, Department of Education, 34 Code of Federal Regulations (CFR), Federal Family Education Loan Program: Final Rule.

                  We have complied with the following federal regulations for the Financed Federal Loans as of December 31, 1999 and for the year ended:

                    - 34 CFR 682.411, "Lender Due Diligence in Collecting Guaranty Agency Loans"; Part (f).

        2.    FINANCED PRIVATE LOANS

              Compliance with the aforementioned sections of the Agreement relating to the Financed Private Loans is limited to the following requirements contained in the Access Loan Programs Servicing Agreement between Pennsylvania Higher Education Assistance Agency and Society National Bank dated March 23, 1995.

                  I.     "Account Servicing, Document Storage"

                  II.    "Delinquency Servicing"

                  IV.    "Deferment and Forbearance Processing"

                  VI.    "Filing Claims"

II.     NONCOMPLIANCE

        1.    FINANCED FEDERAL LOANS

              No items noted.

        2.    FINANCED PRIVATE LOANS

              No items noted.

                                                                   EXHIBIT 99(f)
                         INDEPENDENT ACCOUNTANT'S REPORT
                      FOR KEYCORP STUDENT LOAN TRUST 1999-A

         We have examined management's assertion, included in its representation letter dated March 3, 2000 that Key Bank USA, National Association (KBUSA), a wholly owned subsidiary of KeyCorp, complied with sections 4.04, 4.08(a), 4.08(b), 4.08(c), 5.05, 5.06, 5.07 and 5.08 of the
         KeyCorp Student Loan Trust 1999-A Sale and Servicing Agreement and sections 1.(a)(xx), 1.(b)(iii), 2 and 3 of the KeyCorp Student Loan Trust 1999-A Administration Agreement (collectively, the "Agreements") as of December 31, 1999 and for the period from February 9, 1999 through December 31, 1999. As discussed in the representation letter, management is responsible for KBUSA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about KBUSA's compliance based on our examination.

         Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about KBUSA's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances, except that in accordance with Section 5.05 of the Sale and Servicing Agreement, our examination assumed the accuracy of reports prepared by KBUSA's student loan processor. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on KBUSA's compliance with the aforementioned requirements.

         In our opinion, assuming the accuracy of reports prepared by KBUSA's student loan processor, management's assertion that KBUSA was in compliance with the sections in the Agreements referred to above, as of December 31, 1999 and for the period from February 9, 1999 through December 31, 1999, is fairly stated, in all material respects.

         This report is intended solely for your information and is not to be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreements or in the exhibits attached thereto.


                                                           /s/ Ernst & Young LLP



         Cleveland, Ohio
         March 3, 2000